Form 10-K
period 2005-12-31
Wachovia Bank Commercial Mortgage Trust Series 2005-C19
filed 2006-03-28
CIK 1330007

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-120922-04


        Wachovia Commericial Mortgage Securities, Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2005-C19

     (Exact name of registrant as specified in its charter)


  New York                                          54-2176813
  (State or other jurisdiction of                   54-6666960
  incorporation or organization)                    54-6671936
                                                    54-2176814
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 62.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) ING Clarion Partners, LLC, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) ING Clarion Partners, LLC, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) ING Clarion Partners, LLC, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Wachovia Commericial Mortgage Securities, Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2005-C19
    (Registrant)


  Signed: Wachovia Commercial Mortgage Securities, Inc. as Depositor

  By:     Charles L. Culbreth, Managing Director

  By: /s/ Charles L. Culbreth, Managing Director

  Dated: March 28, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Wachovia Bank Commercial Mortgage Trust,

  Commercial Mortgage Pass-Through Certificates

  Series 2005-C19 (the "Trust")

  I, Charles L. Culbreth, a Managing Director of Wachovia Commercial Mortgage Securities, Inc., the depositor into the above-referenced Trust, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the servicing information required to be provided to the trustee by the master servicer and the special servicer under the pooling and servicing agreement for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in this annual report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in this annual report, the master servicer and the special servicer have fulfilled their obligations under the pooling and servicing agreement; and

  5. This annual report discloses all significant deficiencies relating to the master servicer's or special servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in this annual report.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     ING Clarion Partners, LLC and Wells Fargo Bank, N.A..

     Date: March 28, 2006

     /s/ Charles L. Culbreth
     Signature

     Managing Director
     Title


  EX-99.1 (a)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  5 Times Square
  New York, New York 10036-6530

* Phone: (212) 773-3000
  www.ey.com




Report of Independent Certified Public Accountants

To ING Clarion Partners, LLC

We have examined management's assertion, included in the accompanying report titled Report of Management, that ING Clarion Partners, LLC (the "Company") complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned specified minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated in all material respects.



/s/ Ernst & Young LLP



March 14, 2006




A Member Practice of Ernst & Young Global

(page)

Exhibit A

Specified Minimum Servicing Standards for
Non-REO loans in Special Servicing

Minimum Servicing Standards Applicable to
ING Clarion Partners,LLC as Special Servicer


                                                                        Not
Minimum Servicing Standards                              Applicable  Applicable

I.   Custodial Bank Accounts (Non-REO Loans)

1.   Reconciliations shall be prepared on a monthly
     basis for all custodial bank accounts and related                    X
     bank clearing accounts.

2.   Funds of the servicing entity shall be advanced in
     cases where there is an overdraft in an investor's or                X
     a mortgagor's account.

3.   Each custodial account shall be maintained at a
     federally insured depository institution in trust for    X
     the applicable investor.

4.   Escrow funds held in trust for a mortgagor shall be
     returned to the mortgagor with thirty (30) calendar      X
     days of payoff of the mortgage loan.


II.  Mortgage Payments (Non-REO Loans)

1.   Mortgage payments shall be deposited into the
     custodial bank accounts and related bank clearing                    X
     accounts within two business days of receipt.

2.   Mortgage payments made in accordance with the
     mortgagor's loan documents shall be posted to the                    X
     applicable mortgagor records within two business days of receipt.

3.   Mortgage payments shall be allocated to principal,
     interest, insurance, taxes or other escrow items in      X
     accordance with the mortgagor's loan documents.

4.   Mortgage payments identified as loan payoffs shall
     be allocated in accordance with the mortgagor's          X
     loan documents.

(page)


                                                                        Not
Minimum Servicing Standards                              Applicable  Applicable

III. Disbursements (Non-REO Loans)

1.   Disbursements made via wire transfer on behalf of
     a mortgagor or investor shall be made only by                        X
     authorized personnel.

2.   Disbursements made on behalf of mortgagor or
     investor shall be posted within two business days                    X
     to the mortgagor's or investor's records maintained by the servicing entity.

3.   Tax and insurance payments shall be made on or
     before the penalty or insurance policy expiration
     dates, as indicated on tax bills and insurance           X
     premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4.   Any late payment penalties paid in conjunction
     with the payment of any tax bill or insurance
     premium notice shall be paid from the servicing          X
     entity's funds and not charged to the mortgagor,
     unless the late payment was due to the     .

5.   Amounts remitted to investors per the servicer's
     investor reports shall agree with canceled checks,                   X
     or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to
     prevent unauthorized access.                                         X

IV.  Investor Accounting and Reporting (Non-REO
Loans)

1.   The servicing entity's investor reports shall agree
     with or reconcile to investors' records on a
     monthly basis as to the total unpaid principal           X
     balance and number of loans serviced by the servicing entity.

V.   Mortgagor Loan Accounting (Non-REO Loans)

1.   The servicing entity's mortgage loan records shall
     agree with, or reconcile to, the records of                          X
     mortgagors with respect to the unpaid principal balance on a monthly basis.

2.   Adjustments on ARM loans shall be computed
     based on the related mortgage note and any ARM                       X
     rider.

(page)


                                                                         Not
Minimum Servicing Standards                              Applicable  Applicable

V.   Mortgage Loan Accounting (non-REO continued)

3.   Escrow accounts shall be analyzed, in accordance
     with the mortgagor's loan documents, on at least         X
     an annual basis.

4.   Interest on escrow accounts shall be paid, or
     credited, to mortgagors in accordance with the
     applicable state laws. (A compilation of state laws
     relating to the payment of interest on escrow                        X
     accounts may be obtained through the MBA's
     FAX ON DEMAND service. For more
     information, contact MBA.

VI.  Delinquencies (Non-REO Loans)

1.   Records documenting collection efforts shall be
     maintained during the period a loan is in default
     and shall be updated at least monthly. Such records
     shall describe the entity's activities in monitoring
     delinquent loans including, for example, phone           X
     calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies (Non-REO Loans)

1.   A fidelity bond and errors and omissions policy
     shall be in effect on the servicing entity throughout
     the reporting period in the amount of coverage           X
     represented to investors in management's assertion.

(page)


Exhibit A, continued

Specified Minimum Servicing Standards for
REO Loans in Special Servicing

Minimum Servicing Standards Applicable to
Clarion Partners,LLC as Special Servicer


                                                                        Not
Minimum Servicing Standards                              Applicable  Applicable

I.   Custodial Bank Accounts (REO Loans)

1.   Reconciliations shall be prepared on a monthly
     basis for all custodial bank accounts and related
     bank clearing accounts. (SS reviews REO                  X
     reconciliations that are prepared by the third pary)

2.   Funds of the servicing entity shall be advanced in
     cases where there is an overdraft in an investor's or                X
     a mortgagor's account.

3.   Each custodial account shall be maintained at a
     federally insured depository institution in trust for    X
     the applicable investor.

4.   Escrow funds held in trust for a mortgagor shall be
     returned to the mortgagor with thirty (30) calendar                  X
     days of payoff of the mortgage loan.

II.  Mortgage Payments (REO Loans)

1.   Mortgage payments shall be deposited into the
     custodial bank accounts and related bank clearing                    X
     accounts within two business days of receipt.

2.   Mortgage payments made in accordance with the
     mortgagor's loan documents shall be posted to the
     applicable mortgagor records within two business                     X
     days of receipt.

3.   Mortgage payments shall be allocated to principal,
     interest, insurance, taxes or other escrow items in                  X
     accordance with the mortgagor's loan documents.

4.   Mortgage payments identified as loan payoffs shall
     be allocated in accordance with the mortgagor's           X
     loan documents.

(page)


Minimum Servicing Standards                          Applicable  Not Applicable


III. Disbursements (REO Loans)

1.   Disbursements made via wire transfer on
     behalf of a mortgagor or investor shall be            X
     made only by authorized personnel.

2.   Disbursements made on behalf of
     mortgagor or investor shall be posted
     within two business days to the                                     X
     mortgagor's or investor's records
     maintained by the servicing entity.

3.   Tax and insurance payments shall be made
     on or before the penalty or insurance policy
     expiration dates, as indicated on tax bills
     and insurance premium notices,
     respectively, provided that such support has          X
     been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4.   Any late payment penalties paid in
     conjunction with the payment of any tax
     bill or insurance premium notice shall be
     paid from the servicing entity's funds and                          X
     not charged to the mortgagor, unless the late payment was due to the late payment was due to the mortgagor's error or omission.

5.   Amounts remitted to investors per the
     servicer's investor reports shall agree with                        X
     canceled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as                            X
     to prevent unauthorized access.


IV.  Investor Accounting and Reporting (REO
Loans)

1.   The servicing entity's investor reports shall
     agree with or reconcile to investors' records
     on a monthly basis as to the total unpaid             X
     principal balance and number of loans
     serviced by the servicing entity.

V.   Mortgagor Loan Accounting (REO Loans)

1.   The servicing entity's mortgage loan
     records shall agree with, or reconcile to, the                      X

(page)

     records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2.   Adjustments on ARM loans shall be
     computed based on the related mortgage                              X
     note and any ARM rider.

3.   Escrow accounts shall be analyzed, in
     accordance with the mortgagor's loan                                X
     documents, on at least an annual basis.

4.   Interest on escrow accounts shall be paid,
     or credited, to mortgagors in accordance
     with the applicable state laws. (A
     compilation of state laws relating to the                           X
     payment of interest on escrow accounts
     may be obtained through the MBA's FAX
     ON DEMAND service. For more
     information, contact MBA.

VI.  Delinquencies (REO Loans)

1.   Records documenting collection efforts
     shall be maintained during the period a loan
     is in default and shall be updated at least
     monthly. Such records shall describe the
     entity's activities in monitoring delinquent                        X
     loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies (REO Loans)

1.   A fidelity bond and errors and omissions
     policy shall be in effect on the servicing
     entity throughout the reporting period in the         X
     amount of coverage represented to
     investors in management's assertion.





  EX-99.1 (b)
(logo)KPMG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911





Independent Accountants' Report



The Board of Directors
Wachovia Bank, National Association:


We have examined management's assertion, included in the accompanying management assertion, that the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.




/s/KPMG LLP



February 15, 2006





KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.2 (a)
ING (logo)
REAL ESTATE
INVESTMENT MANAGEMENT


Management's Assertion on Compliance with the Specified Minimum Servicing Standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP)

Report of Management


We as members of management of ING Clarion Partners, LLC (the "Company") are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of and for the year ended December 31, 2005. Based on this evaluation, we assert that for the year ended December 31, 2005, the Company complied, in all material respects, with the specified minimum servicing standards. As of and for the year ended December 31, 2005, the Company had in effect fidelity bond coverage in the amount of $10,000,000 and an errors and omissions policy in the amount of $25,000,000.

Very truly yours,


/s/ Bruce G. Morrison
Mr. Bruce G. Morrison
Managing Director



March 14, 2006




ING CLARION
230 Park Avenue, New York, NY 10169
T 212.883.2517  F 212.883.2817
E bruce.morrison@ingclarlon.com
www.ingclarlon.com

(page)

Exhibit A

Specified Minimum Servicing Standards for
Non-REO loans in Special Servicing

Minimum Servicing Standards Applicable to
ING Clarion Partners,LLC as Special Servicer


                                                                        Not
Minimum Servicing Standards                              Applicable  Applicable

I.   Custodial Bank Accounts (Non-REO Loans)

1.   Reconciliations shall be prepared on a monthly
     basis for all custodial bank accounts and related                    X
     bank clearing accounts.

2.   Funds of the servicing entity shall be advanced in
     cases where there is an overdraft in an investor's or                X
     a mortgagor's account.

3.   Each custodial account shall be maintained at a
     federally insured depository institution in trust for    X
     the applicable investor.

4.   Escrow funds held in trust for a mortgagor shall be
     returned to the mortgagor with thirty (30) calendar      X
     days of payoff of the mortgage loan.


II.  Mortgage Payments (Non-REO Loans)

1.   Mortgage payments shall be deposited into the
     custodial bank accounts and related bank clearing                    X
     accounts within two business days of receipt.

2.   Mortgage payments made in accordance with the
     mortgagor's loan documents shall be posted to the                    X
     applicable mortgagor records within two business days of receipt.

3.   Mortgage payments shall be allocated to principal,
     interest, insurance, taxes or other escrow items in      X
     accordance with the mortgagor's loan documents.

4.   Mortgage payments identified as loan payoffs shall
     be allocated in accordance with the mortgagor's          X
     loan documents.

(page)


                                                                        Not
Minimum Servicing Standards                              Applicable  Applicable

III. Disbursements (Non-REO Loans)

1.   Disbursements made via wire transfer on behalf of
     a mortgagor or investor shall be made only by                        X
     authorized personnel.

2.   Disbursements made on behalf of mortgagor or
     investor shall be posted within two business days                    X
     to the mortgagor's or investor's records maintained by the servicing entity.

3.   Tax and insurance payments shall be made on or
     before the penalty or insurance policy expiration
     dates, as indicated on tax bills and insurance           X
     premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4.   Any late payment penalties paid in conjunction
     with the payment of any tax bill or insurance
     premium notice shall be paid from the servicing          X
     entity's funds and not charged to the mortgagor,
     unless the late payment was due to the     .

5.   Amounts remitted to investors per the servicer's
     investor reports shall agree with canceled checks,                   X
     or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to
     prevent unauthorized access.                                         X

IV.  Investor Accounting and Reporting (Non-REO
Loans)

1.   The servicing entity's investor reports shall agree
     with or reconcile to investors' records on a
     monthly basis as to the total unpaid principal           X
     balance and number of loans serviced by the servicing entity.

V.   Mortgagor Loan Accounting (Non-REO Loans)

1.   The servicing entity's mortgage loan records shall
     agree with, or reconcile to, the records of                          X
     mortgagors with respect to the unpaid principal balance on a monthly basis.

2.   Adjustments on ARM loans shall be computed
     based on the related mortgage note and any ARM                       X
     rider.

(page)


                                                                         Not
Minimum Servicing Standards                              Applicable  Applicable

V.   Mortgage Loan Accounting (non-REO continued)

3.   Escrow accounts shall be analyzed, in accordance
     with the mortgagor's loan documents, on at least         X
     an annual basis.

4.   Interest on escrow accounts shall be paid, or
     credited, to mortgagors in accordance with the
     applicable state laws. (A compilation of state laws
     relating to the payment of interest on escrow                        X
     accounts may be obtained through the MBA's
     FAX ON DEMAND service. For more
     information, contact MBA.

VI.  Delinquencies (Non-REO Loans)

1.   Records documenting collection efforts shall be
     maintained during the period a loan is in default
     and shall be updated at least monthly. Such records
     shall describe the entity's activities in monitoring
     delinquent loans including, for example, phone           X
     calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies (Non-REO Loans)

1.   A fidelity bond and errors and omissions policy
     shall be in effect on the servicing entity throughout
     the reporting period in the amount of coverage           X
     represented to investors in management's assertion.

(page)


Exhibit A, continued

Specified Minimum Servicing Standards for
REO Loans in Special Servicing

Minimum Servicing Standards Applicable to
Clarion Partners,LLC as Special Servicer


                                                                        Not
Minimum Servicing Standards                              Applicable  Applicable

I.   Custodial Bank Accounts (REO Loans)

1.   Reconciliations shall be prepared on a monthly
     basis for all custodial bank accounts and related
     bank clearing accounts. (SS reviews REO                  X
     reconciliations that are prepared by the third pary)

2.   Funds of the servicing entity shall be advanced in
     cases where there is an overdraft in an investor's or                X
     a mortgagor's account.

3.   Each custodial account shall be maintained at a
     federally insured depository institution in trust for    X
     the applicable investor.

4.   Escrow funds held in trust for a mortgagor shall be
     returned to the mortgagor with thirty (30) calendar                  X
     days of payoff of the mortgage loan.

II.  Mortgage Payments (REO Loans)

1.   Mortgage payments shall be deposited into the
     custodial bank accounts and related bank clearing                    X
     accounts within two business days of receipt.

2.   Mortgage payments made in accordance with the
     mortgagor's loan documents shall be posted to the
     applicable mortgagor records within two business                     X
     days of receipt.

3.   Mortgage payments shall be allocated to principal,
     interest, insurance, taxes or other escrow items in                  X
     accordance with the mortgagor's loan documents.

4.   Mortgage payments identified as loan payoffs shall
     be allocated in accordance with the mortgagor's           X
     loan documents.

(page)


Minimum Servicing Standards                          Applicable  Not Applicable


III. Disbursements (REO Loans)

1.   Disbursements made via wire transfer on
     behalf of a mortgagor or investor shall be            X
     made only by authorized personnel.

2.   Disbursements made on behalf of
     mortgagor or investor shall be posted
     within two business days to the                                     X
     mortgagor's or investor's records
     maintained by the servicing entity.

3.   Tax and insurance payments shall be made
     on or before the penalty or insurance policy
     expiration dates, as indicated on tax bills
     and insurance premium notices,
     respectively, provided that such support has          X
     been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4.   Any late payment penalties paid in
     conjunction with the payment of any tax
     bill or insurance premium notice shall be
     paid from the servicing entity's funds and                          X
     not charged to the mortgagor, unless the late payment was due to the late payment was due to the mortgagor's error or omission.

5.   Amounts remitted to investors per the
     servicer's investor reports shall agree with                        X
     canceled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as                            X
     to prevent unauthorized access.


IV.  Investor Accounting and Reporting (REO
Loans)

1.   The servicing entity's investor reports shall
     agree with or reconcile to investors' records
     on a monthly basis as to the total unpaid             X
     principal balance and number of loans
     serviced by the servicing entity.

V.   Mortgagor Loan Accounting (REO Loans)

1.   The servicing entity's mortgage loan
     records shall agree with, or reconcile to, the                      X

(page)

     records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2.   Adjustments on ARM loans shall be
     computed based on the related mortgage                              X
     note and any ARM rider.

3.   Escrow accounts shall be analyzed, in
     accordance with the mortgagor's loan                                X
     documents, on at least an annual basis.

4.   Interest on escrow accounts shall be paid,
     or credited, to mortgagors in accordance
     with the applicable state laws. (A
     compilation of state laws relating to the                           X
     payment of interest on escrow accounts
     may be obtained through the MBA's FAX
     ON DEMAND service. For more
     information, contact MBA.

VI.  Delinquencies (REO Loans)

1.   Records documenting collection efforts
     shall be maintained during the period a loan
     is in default and shall be updated at least
     monthly. Such records shall describe the
     entity's activities in monitoring delinquent                        X
     loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies (REO Loans)

1.   A fidelity bond and errors and omissions
     policy shall be in effect on the servicing
     entity throughout the reporting period in the         X
     amount of coverage represented to
     investors in management's assertion.





  EX-99.2 (b)
Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288



(logo)

Wachovia Securities

Management Assertion


As of and for the year ended December 31, 2005, the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4. and VI.I., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $25 million, respectively.





/s/Alan Kronovet
Alan Kronovet
Managing Director
Wachovia Bank, National Association

3/1/06
Date



/s/Timothy Ryan
Timothy Ryan
Managing Director
Wachovia Bank, National Association

3/1/06
Date


/s/Clyde Alexander
Clyde Alexander
Director
Wachovia Bank, National Association


3/1/06
Date





  EX-99.3 (a)
(logo) ING
REAL ESTATE
INVESTMENT MANAGEMENT

March 13, 2006

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045-1951
Attn: Corporate Trust Services (CMBS), Wachovia
Bank Commercial Mortgage Trust, Commercial
Mortgage Pass-Through Certificates, Series 2005-
C19


Wachovia Commercial Mortgage
Securities, Inc.
301 South College Street
Charlotte, NC 28288
Attn: William J. Cohane, Director


Wachovia Bank, National Association NC 1075
8739 Research Drive URP4
Charlotte, NC 28262
Attn: Wachovia Bank Commercial Mortgage Trust,
Commercial Mortgage Pass-Through Certificates,
Series 2005-C19


ING Clarion Capital, LLC
230 Park Avenue 12th Floor
New York, NY 10169
Attn: Stephen Baines


Fitch Ratings
One State Street PIaza
New York, NY 10004
Attn: Commercial Mortgage Surveillance


S & P Ratings Services
55 Water Street, l0th Floor
New York, NY 10041
Attn: CMBS Surveillance Department


Citigroup Global Markets Inc.
388 Greenwich Street, 11th Floor
New York, New York 10013,
Attention: Ms. Angela Vleck


Credit Suisse First Boston LLC
11 Madison Avenue
New York, New York
Attention: Mr. Jeffery Altabef



RE: Wachovia Commercial Mortgage Securities, Inc., Commercial Mortgage
    Pass-Through Certificates Series 2005-C19

Dear Sir or Madam:

This Officer's Certificate is provided to you by ING Clarion Partners, LLC ("Clarion") pursuant to Section 3.13 of that certain Pooling and Servicing Agreement ("PSA") dated as of June 1, 2005 relative to the above referenced securitization for which Clarion acts as Special Servicer. Capitalized terms used herein shall bear the meaning ascribed to them in the PSA unless otherwise defined in this letter.

The undersigned officer, on behalf of Clarion, hereby informs you that (i) a review of the activities of the Special Servicer and of its performance under this Agreement has been made under such officer's supervision, (ii) to the best of such officer's knowledge, based on such review, the Special Servicer has fulfilled all of its obligations under this Agreement in all material respects throughout such year, or, if there has been a default in the fulfillment of any such obligation, it has been noted herein, and (iii) the Special Servicer has received no notice regarding qualification, or challenging the status, of REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "grantor trust" for

(PAGE)


income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.


Sincerely,


ING Clarion Partners, LLC
A New York limited liability company,
its authorized agent


By:/s/ Bruce G. Morrison
Bruce G. Morrison
Authorized Signatory



ING CLARION
230 Park Avenue, New York, NY 10169
T 212.883.2517 F 212.883.2817
E bruce.morrison@ingclarion.com
www.ingclarion.com





  EX-99.3 (b)
Wachovia Bank, National Association
8739 Research Drive, URP4
Charlotte, NC 28288-1075


(logo)

WACHOVIA SECURITIES






OFFICER'S CERTIFICATE



Reference is hereby made to that certain Pooling and Servicing Agreement dated as of June 1, 2005, by and among Wachovia Commercial Mortgage Securities, Inc., as Depositor, Wachovia Bank, National Association, as Master Servicer, Clarion Partners, LLC as Special Servicer, and Wells Fargo Bank, National Association, as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2005C-19 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.


Pursuant to Section 3.13 of this Agreement, Timothy Ryan, and Clyde M. Alexander, Managing Director and Director of the Master Servicer, do hereby certify that:


1. A review of the activities of the Master Servicer during the period from June 1, 2005 through December 31, 2005 and of its performance under the Agreement during such period has been made under our supervision; and


2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all of its material obligations under this Agreement in all material respects throughout the period June 1, 2005 through December 31, 2005; and


3. The Master Servicer has received no notice regarding qualification, or challenging the status, of the ED Loan REMIC, REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 10th day of March 2006.




/s/Timothy S. Ryan
Timothy Ryan, Managing Director
Wachovia Bank National Association

/s/Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank National Association





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                              685,317.56          2,548,687.45                 0.00              31,342,312.55
   A-1A                           2,945,881.05            205,097.96                 0.00             126,499,902.04
   A-2                            5,048,210.58                  0.00                 0.00             223,570,000.00
   A-3                            1,712,250.00                  0.00                 0.00              75,000,000.00
   A-4                            4,127,071.26                  0.00                 0.00             178,971,000.00
   A-5                            4,712,457.42                  0.00                 0.00             202,208,000.00
   A-6                            5,574,870.12                  0.00                 0.00             237,279,000.00
   A-FL                           1,509,284.48                  0.00                 0.00              80,727,000.00
   A-J                            2,418,284.16                  0.00                 0.00             100,909,000.00
   A-M                            1,917,266.28                  0.00                 0.00              80,727,000.00
   A-PB                           1,214,329.50                  0.00                 0.00              52,557,000.00
   B                                987,279.00                  0.00                 0.00              40,363,000.00
   C                                496,578.12                  0.00                 0.00              20,182,000.00
   D                                810,504.12                  0.00                 0.00              32,291,000.00
   E                                412,424.04                  0.00                 0.00              16,145,000.00
   F                                548,429.50                  0.00                 0.00              20,182,000.00
   G                                439,534.54                  0.00                 0.00              16,145,000.00
   H                                549,438.60                  0.00                 0.00              20,182,000.00
   J                                201,421.32                  0.00                 0.00               8,073,000.00
   K                                201,421.32                  0.00                 0.00               8,073,000.00
   L                                151,047.30                  0.00                 0.00               6,054,000.00
   M                                100,698.18                  0.00                 0.00               4,036,000.00
   N                                 50,349.12                  0.00                 0.00               2,018,000.00
   O                                100,698.18                  0.00                 0.00               4,036,000.00
   P                                604,322.46                  0.00                 0.00              24,221,341.30
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   X-C                              422,933.69                  0.00                 0.00           1,611,791,555.89
   X-P                            5,595,079.41                  0.00                 0.00           1,552,724,000.00
   Z                                      0.00                  0.00                 0.00                       0.01